Form 10-K/A
period 2007-03-31
NISSAN AUTO LEASE TRUST 2006-A
filed 2007-12-07
CIK 1380872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A

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

                           NISSAN AUTO LEASE TRUST 2006-A

                          By:       Nissan Motor Acceptance Corporation,
                            as servicer

                            By: /s/ Steven R. Lambert
                          Steven R. Lambert
                          President and Chief Executive Officer
                          (senior officer in charge of the servicing
                       function)

Date:        December 7, 2007 as of June 29, 2007

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